Form 10-K
period 2022-12-31
Benchmark 2022-B34 Mortgage Trust
filed 2023-03-13
CIK 1912509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-260277-01

Central Index Key Number of the issuing entity: 0001912509

Benchmark 2022-B34 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4209792 38-4209793 38-7290301 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Gem Tower Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Gem Tower Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Gem Tower Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Novo Nordisk HQ Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date.  The Novo Nordisk HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Novo Nordisk HQ Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2021-B31 Mortgage Trust transaction, Commission File Number 333-228597-10 (the “Benchmark 2021-B31 Transaction”). This loan combination, including the Novo Nordisk HQ Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 601 Lexington Avenue Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date.  The 601 Lexington Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 601 Lexington Avenue Mortgage Loan, twenty-one other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2021-601L transaction (the “BXP Trust 2021-601L Transaction”). This loan combination, including the 601 Lexington Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, which constituted approximately 9.3%, 9.3%, 2.2% and 1.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bedrock Portfolio Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity, (b) with respect to the One Wilshire Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the JW Marriott Desert Springs Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (d) with respect to the Glen Forest Office Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2022-B32 Mortgage Trust transaction, Commission File Number 333-258342-01 (the “Benchmark 2022-B32 Transaction”). These loan combinations, including the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Shearer's Industrial Portfolio Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Shearer's Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Shearer's Industrial Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Shearer's Industrial Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Shearer's Industrial Portfolio loan combination in the Benchmark 2022-B35 Mortgage Trust transaction, Commission File Number 333-262701-01 (the “Benchmark 2022-B35 Transaction”).  After the closing of the Benchmark 2022-B35 Transaction on May 12, 2022, this loan combination, including the Shearer's Industrial Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2022-B35 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan and the primary servicer and special servicer of the Shearer's Industrial Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the 601 Lexington Avenue Mortgage Loan, the Shearer's Industrial Portfolio Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Shearer's Industrial Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 601 Lexington Avenue Mortgage Loan.  Pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 601 Lexington Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Novo Nordisk HQ Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan and the Shearer's Industrial Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, the pooling and servicing agreement for the Benchmark 2022-B32 Transaction and the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Novo Nordisk HQ Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan and the Shearer's Industrial Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 601 Lexington Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 601 Lexington Avenue Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan, the Shearer's Industrial Portfolio Mortgage Loan and the Novo Nordisk HQ Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Novo Nordisk HQ Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan and Citibank, N.A., as custodian of the Novo Nordisk HQ Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 601 Lexington Avenue Mortgage Loan and Situs Holdings, LLC as special servicer of the 601 Lexington Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 14, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Novo Nordisk HQ Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2021-B31 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 601 Lexington Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP Trust 2021-601L Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP Trust 2021-601L Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Shearer's Industrial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of April 1, 2022, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Computershare Trust Company, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 22, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of December 1, 2021, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of December 29, 2021, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of February 1, 2022, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of May 1, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 18, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of December 29, 2021, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1-S1, Note A-1-C1, Note A-1-C2, Note A-1-C3, Note A-1-C4 and Note B-1, DBR Investments Co. Limited, as Initial Note Holder of Note A-2-S1, Note A-2-C1, Note A-2-C2, Note A-2-C3, Note A-2-C4 and Note B-2, Morgan Stanley Bank, National Association, as Initial Note Holder of Note A-3-S1, Note A-3-C1, Note A-3-C2, Note A-3-C3, Note A-3-C4 and Note B-3, and Citi Real Estate Funding Inc., as Initial Note Holder of Note A-4-S1, Note A-4-C1, Note A-4-C2, Note A-4-C3, Note A-4-C4 and Note B-4 (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.7           Agreement Between Noteholders, dated as of February 16, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, and Goldman Sachs Bank USA, as Initial Note A-4 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of January 1, 2022, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-6 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-1 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-2 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-3 Holder, and Starwood Mortgage Funding II LLC, as Initial Note A-2-4 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of April 6, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1-1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-2 Holder, Goldman Sachs Bank USA, as Initial Note A-1-3 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.10         Agreement Between Noteholders, dated as of April 11, 2022 by and among Goldman Sachs Bank USA, as Initial Note A-1 (Fee Owner) Holder, Goldman Sachs Bank USA, as Initial Note A-1 (Operating Lessee) Holder, Goldman Sachs Bank USA, as Initial Note A-2 (Fee Owner) Holder, and Goldman Sachs Bank USA, as Initial Note A-2 (Operating Lessee) Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.11         Amended and Restated Co-Lender Agreement, dated as of February 16, 2022, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee, for the Benefit of the Registered Holders of Benchmark 2021-B31 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2021-B31, and the Uncertificated VRR Interest Owners, as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3-1 Holder, DBR Investments Co. Limited, as Note A-3-2 Holder, DBR Investments Co. Limited, as Note A-4-1 Holder, and DBR Investments Co. Limited, as Note A-4-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of February 16, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of February 16, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Computershare Trust Company, National Association, as Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer of the Gem Tower Mortgage Loan (see Exhibit 33.1)

33.8         LNR Partners, LLC, as Special Servicer of the Gem Tower Mortgage Loan (see Exhibit 33.2)

33.9         Wilmington Trust, National Association, as Trustee of the Gem Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Gem Tower Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Gem Tower Mortgage Loan (see Exhibit 33.6)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

33.18       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

33.19       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.12)

33.23       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.1)

33.24       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.16)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.12)

33.28       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)

33.29       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.16)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.12)

33.33       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.1)

33.34       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.5)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.16)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.12)

33.38       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.39       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.16)

33.42       KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.43       KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.44       Wilmington Trust, National Association, as Trustee of the Shearer's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Computershare Trust Company, National Association, as Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer of the Gem Tower Mortgage Loan (see Exhibit 34.1)

34.8         LNR Partners, LLC, as Special Servicer of the Gem Tower Mortgage Loan (see Exhibit 34.2)

34.9         Wilmington Trust, National Association, as Trustee of the Gem Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Gem Tower Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Gem Tower Mortgage Loan (see Exhibit 34.6)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

34.18       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

34.19       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.12)

34.23       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.1)

34.24       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.16)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.12)

34.28       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)

34.29       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.16)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.12)

34.33       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.1)

34.34       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.5)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.16)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.12)

34.38       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.39       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.16)

34.42       KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.43       KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.44       Wilmington Trust, National Association, as Trustee of the Shearer's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the Gem Tower Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Gem Tower Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.9         Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.6)

35.11       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.6)

35.13       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.6)

35.15       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.6)

35.17       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

99.1         Mortgage Loan Purchase Agreement, dated March 30, 2022 between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated March 30, 2022 between Citi Real Estate Funding Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated March 30, 2022 between Goldman Sachs Mortgage Company and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated March 30, 2022 between JPMorgan Chase Bank, National Association, and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 14, 2022 under Commission File No. 333-260277-01 and incorporated by reference herein).

 (b)  The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 13, 2023

/s/ Matt Smith

Matt Smith, Director

Date: March 13, 2023