Form 10-K
period 2025-12-31
Benchmark 2022-B34 Mortgage Trust
filed 2026-03-16
CIK 1912509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the 601 Lexington Avenue Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as Master Servicer of the 601 Lexington Avenue Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, Wells Fargo Bank, National Association falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the 601 Lexington Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Novo Nordisk HQ Mortgage Loan and the 601 Lexington Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 and Citibank, N.A., as custodian of the Novo Nordisk HQ Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025 and Situs Holdings, LLC as special servicer of the 601 Lexington Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.13      Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.16      Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

33.17      Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.18      Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025

33.19      Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

33.20      Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.22      CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

33.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.12)

33.24      KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.1)

33.25      Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.5)

33.27      Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.16)

33.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.12)

33.29      KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)

33.30      Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.5)

33.32      Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.16)

33.33      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.12)

33.34      KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.1)

33.35      Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.5)

33.37      Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.16)

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.12)

33.39      KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.40      Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.42      Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.16)

33.43      KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.44      KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.45      Wilmington Trust, National Association, as Trustee of the Shearer's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Computershare Trust Company, National Association, as Custodian of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.47      Park Bridge Lender Services LLC, as Operating Advisor of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.13      Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.16      Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

34.17      Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.18      Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025

34.19      Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

34.20      Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.22      CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

34.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.12)

34.24      KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.1)

34.25      Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.5)

34.27      Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.16)

34.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.12)

34.29      KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)

34.30      Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.5)

34.32      Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.16)

34.33      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.12)

34.34      KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.1)

34.35      Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.5)

34.37      Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.16)

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.12)

34.39      KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.40      Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.42      Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.16)

34.43      KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.44      KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.45      Wilmington Trust, National Association, as Trustee of the Shearer's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Computershare Trust Company, National Association, as Custodian of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.47      Park Bridge Lender Services LLC, as Operating Advisor of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

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

35.4        KeyBank National Association, as Primary Servicer of the Gem Tower Mortgage Loan (see Exhibit 35.1)

35.5        LNR Partners, LLC, as Special Servicer of the Gem Tower Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.9        Trimont LLC, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.10        Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.6)

35.12      KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.1)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.6)

35.14      KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.1)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.6)

35.16      KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.1)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.6)

35.18      KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.19      KeyBank National Association, as Primary Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.20      KeyBank National Association, as Special Servicer of the Shearer's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

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

Date: March 16, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 16, 2026